Form 10-K405
period 1998-12-31
ADVANTA BUSINESS SERVICES CORP; ADVANTA LEASING RECEIVABLES CORP V; ADVANTA LEASING RECEIVABLES CORP IV
filed 1999-03-31
CIK 1047607, 1054565, 1054566

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998.

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to                     .
                               ---------------------    -------------------

                        Commission file numbers 333-38575
                                                333-38575-01
                                                333-38575-02
                                                ------------

                         ADVANTA BUSINESS SERVICES CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                           23-2333786
---------------------------------                        -------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

1020 Laurel Oak Road, Voorhees, New Jersey                       08043
------------------------------------------                    ----------
(Address of Principal Executive Offices)                      (Zip Code)

             Registrant's telephone numbers, including area code:
                                 (609) 782-7300

                      ADVANTA LEASING RECEIVABLES CORP. IV
                       ADVANTA LEASING RECEIVABLES CORP. V
            (Exact Name of Registrants as specified in their charter)

                                                      88-0387072
      NEVADA                                      -------------------
                                                      88-0387073
                                                  -------------------
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation)                                 Identification Nos.)


639 Isbell Road, Suite 390, Reno, Nevada                    89509
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrants' telephone number, including area code:  (800) 851-5215

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
    -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrants. None. With respect to the Notes referred to herein, as of February 28, 1999, $328,114,422.00. As of March 1, 1998 there were 1,000 shares of each of the Registrants' Common Stock outstanding.

         Documents Incorporated By Reference: Part IV

                                     PART I


ITEM 1. BUSINESS

Advanta Business Services Corp. ("ABS") is a wholly-owned subsidiary of Advanta Leasing Holding Corp., a Delaware corporation ("ALHC"). ALHC is a wholly-owned subsidiary of Advanta Corp., a Delaware corporation, ("Advanta Corp.") which is a publicly-traded company based in Spring House, PA. ABS is in the business of originating, acquiring and serving certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"). Advanta Leasing Receivables Corp. IV ("ALRC IV") and Advanta Leasing Receivables Corp. V ("ALRC V," together with ALRC IV, the "Issuers") are wholly-owned subsidiaries of ABS and were formed for the purpose of securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). The Issuers acquired their rights to the Leases and Equipment either from ABS directly, pursuant to the Master Contribution Agreement, dated as of May 1, 1997 or pursuant to one or more sale agreements in each case between the Issuers and one or more affiliates of ABS. On April 8, 1998, the Issuers issued notes entitled Equipment Receivables Asset-Backed Notes, Series 1998-1 totalling $360,000,000 principal amount of notes consisting of: the Class A-1 Notes, the Class A-2 Notes, the Class A-3 Notes, the Class A-4 Notes, the Class B Notes, the Class C Notes (collectively, the "Offered Notes") and the Class D Notes (together with the Offered Notes, the "Notes"). The assets of the Issuers consist primarily of Leases, Equipment and a reserve account. The Notes were issued pursuant to the Master Business Receivables Asset Backed Financing Facility Agreement (the "Indenture"), dated as of May 1, 1997, by and among ABS, as servicer, Advanta Leasing Receivables Corp. III and The Chase Manhattan Bank, as trustee. The Offered Notes were sold pursuant to a public offering, the underwriting of which was co-managed by Salomon Smith Barney, Lehman Brothers Inc., Prudential Securities Incorporated and Barclays Capital Inc. (collectively, the "Underwriters"). The Notes represent asset-backed debt obligations of the Issuers, as joint and several obligors. The Notes were registered under a Registration Statement (file no. 333-38575) on Form S-1 declared effective on or about April 8, 1998. As bankruptcy-remote entities, the Issuers' operations are restricted so that (a) they do not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Issuers and (b) the risk is diminished that they will be consolidated into the bankruptcy proceedings of any other entity. The Issuers have no other assets except the Leases and the Equipment, and proceeds thereof.

ITEM 2. PROPERTIES

         None.

ITEM 3. LEGAL PROCEEDINGS

         The Issuers are not aware of any material pending legal proceedings involving the Issuers, the Trustee or the Servicer with respect to the Notes or the Issuers' property. However, ABS and the Issuers are indirect subsidiaries of Advanta Corp.

         On January 25, 1999 Advanta Corp. reported that on Friday, January 22, 1999, Fleet Financial Group, Inc. and certain of its affiliates ("Fleet") filed a complaint (the "Complaint") against Advanta Corp. and certain of its affiliates relating to the transaction with Fleet which closed on February 20, 1998 in which Advanta Corp. contributed most of its consumer credit card business to a limited liability company owned by Fleet (the "Fleet Transaction"). The Complaint centers around post-closing adjustments to the transaction and other matters relating to the Fleet Transaction.

         Advanta Corp. believes that the lawsuit is inappropriate and without merit and, on February 16, 1999 it filed its answer and counterclaims in which it denies all of the substantive allegations in the Complaint and seeks damages from Fleet. Advanta Corp. does not expect this suit to have any material adverse financial impact on its business.

         The ability of Advanta Corp.'s subsidiaries to honor their financial and other obligations is to some extent influenced by the financial condition of Advanta Corp. Such obligations primarily consist of the ABS's or the Issuers' obligations to repurchase mortgage loans which are inconsistent with representations and warranties set forth in certain agreements relating to Notes issued by the Trust sponsored by ABS as well as the obligations of the ABS as servicer pursuant to certain agreements relating to Notes issued by the Trust.

         This Report on Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The most significant among these risks and uncertainties is the uncertainty of the legal process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter has been submitted to a vote of the holders of beneficial interests of the Issuers or the Notes through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The sole holder of ABS's Common Stock is ALHC. The sole holder of the Issuers' Common Stock is ABS. There is currently no market for such Common Stock nor is it anticipated that such a market will develop.

         As of March 26, 1999, there were approximately 16 holders of the Class A-1 Notes, 18 holders of the Class A-2 Notes, 3 holders of the Class A-3 Notes, 19 holders of the Class A-4 Notes, 2 holders of the Class B Notes and 2 holders of the Class C Notes. The number of holders includes individual participants in security position listings. As of December 15, 1998, 8 monthly distributions had been made to the holders of the Notes.

ITEM 6. SELECTED FINANCIAL DATA

         Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On April 8, 1998, the Issuers issued $72,000,000 aggregate principal amount of Class A-1 Notes having a fixed rate per annum of 5.77%, $190,000,000 aggregate principal amount of Class A-2 Notes having a fixed rate per annum of 5.82%, $23,300,000 aggregate principal amount of Class A-3 Notes having a fixed rate per annum of 5.93%, $45,900,000 aggregate principal amount of Class A-4 Notes having a fixed rate per annum of 5.98%, $18,938,000 aggregate principal amount of Class B Notes having a fixed rate per annum of 6.10% and $9,862,000 aggregate principal amount of Class C Notes having a fixed rate per annum of 6.49%, which were collateralized by the Leases, Equipment and the reserve account. The Class D Notes were not publicly offered and are principal only notes which do not bear interest. The sale of the Leases and Equipment to the Issuers, the issuance of the Notes and the simultaneous delivery of the Notes to the Underwriters, has been accounted for as a sale. The value of the Notes issued by the Issuers equaled the value of the assets pledged as collateral for the Notes. Accordingly, there was no income to the Issuers resulting from the aforementioned transaction.

         CAPITAL RESOURCES AND LIQUIDITY

         The Issuers' primary sources of funds with respect to the Notes will be the receipt of interest on and principal with respect to the Leases and Equipment. The management of ABS believes that the Issuers will have sufficient liquidity and capital resources to pay all amounts on the Notes as they become due and all other anticipated expenses of the Issuers. The Issuers do not have, nor will they have in the future, any significant sources of capital for payment of the Notes and its operating expenses other than the receipt of interest on and principal on the Leases and Equipment. The Notes represent asset-backed debt obligations solely of the Issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Not Applicable.

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes of accountants or disagreements on according or financial disclosures between the Issuers and its accountants.


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following individuals comprise the board of directors and the officers of the Advanta Business Services Corp.:

Name                                                    Position
----                                                    --------
Dennis Alter                                            Director
Charles H. Podowski                                     President, Chief Executive Officer and Director
Edward E. Millman                                       Senior Vice President and Chief Financial Officer
Cole B. Silver                                          Senior Vice President, Secretary and General Counsel

         The following individuals comprise the board of directors and the officers of Advanta Leasing Receivables Corp. IV:

Name                                                    Position
----                                                    --------
George Deehan                                           Director
Francis B. Jacobs, II                                   Director
John Paris                                              President and Director
Michael Coco                                            Vice President, Chief Financial Officer and Director
Mark Shapiro                                            Treasurer
Janice C. George                                        Vice President, Assistant Secretary and Director
Cole B. Silver                                          Secretary


         The following individuals comprise the board of directors and the officers of Advanta Leasing Receivables Corp. V:

Name                                                    Position
----                                                    --------
George Deehan                                           Director
Francis B. Jacobs, II                                   Director
John Paris                                              President and Director
Michael Coco                                            Vice President, Chief Financial Officer and Director
Mark Shapiro                                            Treasurer
Janice C. George                                        Vice President, Assistant Secretary and Director
Cole B. Silver                                          Secretary


         All directors and officers hold office for the term of one year and until their successors are elected and qualified, subject to earlier termination by removal or resignation.

ITEM 11. EXECUTIVE COMPENSATION

         Not Applicable.  The Trust does not have employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Equipment Receivables Asset-Backed Notes, Series 1999-1, Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4 Notes, Class B Notes and Class C Notes; (ii) the principal amount of each class of Offered Notes and (iii) the percent that the principal amount of each Class of Offered Notes owned represents of the outstanding principal amount of each Class of the Offered Notes, respectively. The information set forth in the table is based upon information obtained by the Issuers from the Depository Trust Company.

         ABS and the Issuers are not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                                        Amounts
                                                                         Owed
                                                                      (All Dollar
                                                                      Amounts are
                                                                     in Thousands)
Name and Address                                      Principal         Percent
----------------                                      ---------         -------

Class A-1 Notes
---------------

Bankers Trust Company                                   $4,340             6.03%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Chase Manhattan Bank                                   $18,260            25.36%
4 New York Plaza
13th Floor

Investors Bank & Trust/M.F. Custody                    $10,000            13.89%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA 02116

State Street Bank and Trust Company                    $28,890            40.13%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, MA 02105

Class A-2 Notes
---------------

Bank of New York                                       $44,250            23.29%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                                  $31,000            16.32%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Chase Manhattan Bank                                   $22,505            11.84%
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank MBS & Asset Backed Sec.           $10,000             5.26%
55 Water Street, Room 428
New York, NY 10041

Citibank, N.A.                                         $23,000            12.11%
P.O. Box 30576
Tampa, FL 33630

Northern Trust Company                                 $21,515            11.32%
801 S. Canal C-In
Chicago, IL 60607

Prudential Securities Incorporated                      $9,900             5.21%
C/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

State Street Bank and Trust Company                    $15,000             7.89%
Global Corp. Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105

Class A-3 Notes
---------------

Bank of New York                                        $5,000            21.46%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Bankers Trust Company                                   $5,000            21.46%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Chase Manhattan Bank                                   $13,300            57.08%
4 New York Plaza
13th Floor
New York, NY 10004


                                                                        Amounts
                                                                         Owed
                                                                      (All Dollar
                                                                      Amounts are
                                                                     in Thousands)
Name and Address                                      Principal         Percent
----------------                                      ---------         -------

Class A-4 Notes
---------------

Bank of New York                                        $5,630            12.27%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Citibank, N.A.                                         $10,000            21.79%
P.O. Box 30576
Tampa, FL 33630

Merrill Lynch, Pierce & Smith Safekeeping               $3,400             7.41%
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855

Prudential Securities Incorporated                      $5,110            11.13%
C/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

State Street Bank and Trust Company                     $8,945            19.49%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, MA 02105

CLASS B NOTES
-------------

Bank of New York                                       $10,000            52.80%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Chase Manhattan Bank                                    $8,938            47.20%
4 New York Plaza
13th Floor
New York, NY 10004

CLASS C NOTES
-------------

Chase Manhattan Bank                                    $7,362            74.65%
4 New York Plaza
13th Floor
New York, NY 10004

State Street Bank and Trust Company                     $2,500            25.35%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, MA 02105


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1.   Financial Statements:  Not Applicable.
                  2.   Financial Statement Schedules.  Not Applicable.
                  3.   Exhibits:

         The Servicer is required to prepare an Annual Statement as to Compliance for the year ended December 31, 1998 and mail such statement to the Trustee on or before the last day of March, 1999. The Annual Statement as to Compliance is included herewith as Exhibit 28.1.

         Exhibit No.                                            Description
         -----------                                            -----------
           *3.1.1              Certificate of Incorporation of Advanta Business Services Corp.

           *3.1.2              Certificate of Incorporation of Advanta Leasing Receivables Corp. IV

           *3.1.3              Certificate of Incorporation of Advanta Leasing Receivables Corp. V

           *3.2.1              By-laws of Advanta Business Services Corp.

           *3.2.2              By-laws of Advanta Leasing Receivables Corp. IV

           *3.2.3              By-laws of Advanta Leasing Receivables Corp. V

           *4.1                Master Business Receivables Asset-Backed Financing Facility Agreement

           28.1                Annual Statement as to Compliance for the year ended December 31, 1998

          *99.1                Servicer's Certificates for the payment periods ending in April, May, June,
                               July, August, September, October, November and December.

* Incorporated by reference to the Exhibit of the same designation filed on the Form S-1 registration statement declared effective on or about April 8, 1998 and also Incorporated by reference from previously filed Current Reports on Form 8-K listed below

(b)  Reports on Form 8-K.

     Ten reports on Form 8-K have been filed by the Issuers during the period covered by this report.

Date of Reports on Form 8-K                Item Report/Financial Statements Filed
---------------------------                --------------------------------------
April 29, 1998                             Initial Current Report on Form 8-K filed with respect to the issuance of the Notes

May 15, 1998                               Servicer's Certificate for the April Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

June 15, 1998                              Servicer's Certificate for the May Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

July 15, 1998                              Servicer's Certificate for the June Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes


Date of Reports on Form 8-K                Item Report/Financial Statements Filed
---------------------------                --------------------------------------
August 17, 1998                            Servicer's Certificate for the July Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

September 15, 1998                         Servicer's Certificate for the August Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

October 16, 1998                           Servicer's Certificate for the September Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

November 16, 1998                          Servicer's Certificate for the October Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

December 16, 1998                          Servicer's Certificate for the November Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

January 19, 1999                           Servicer's Certificate for the December Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes, Class A-4
                                           Notes, Class B Notes, Class C Notes and Class D Notes

(c)  See "Item 14(a)(3) - Exhibits."

(d)  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ADVANTA BUSINESS SERVICES CORP.

                            as Registrant and Servicer

                            By: /s/ Charles H. Podowski
                               ---------------------------------------------
                                   Name:   Charles H. Podowski
                                   Title:  President, Chief Executive Officer
                                             and Director

                            Dated: March 31, 1999

                            ADVANTA LEASING RECEIVABLES CORP. IV

                            as Registrant

                            By: /s/ Michael Coco
                               ---------------------------------------------
                               Name: Michael Coco
                               Title: Vice President and Chief Executive
                                      Officer

                            ADVANTA LEASING RECEIVABLES CORP. V.

                            as Registrant

                            By: /s/ Michael Coco
                               ---------------------------------------------
                               Name: Michael Coco
                               Title: Vice President and Chief Executive
                                      Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the Registrants and in the capacities and on the dates indicated.

                                ADVANTA BUSINESS SERVICES CORP.

                                By: /s/ Dennis Alter
                                   -------------------------------------------
                                    Name:  Dennis Alter
                                    Title: Director

                                    Date:  March 31, 1999


                                By:  /s/ Charles H. Podowski
                                   -------------------------------------------
                                    Name:  Charles H. Podowski
                                    Title: President, Chief Executive Officer
                                           and Director
                                    Date:  March 31, 1999


                                By: /s/ Edward E. Millman
                                   -------------------------------------------
                                    Name:    Edward E. Millman
                                    Title:   Senior Vice President and
                                             Chief Financial Officer

                                    Date:    March 31, 1999


                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Senior Vice President, Secretary

                                    Date:    March 31, 1999


                                ADVANTA LEASING RECEIVABLES CORP. IV.

                                By: /s/ John Paris
                                   -------------------------------------------
                                    Name:    John Paris
                                    Title:   President and Director

                                    Date:    March 31, 1999

                                By: /s/ Michael Coco
                                   -------------------------------------------
                                    Name:    Michael Coco
                                    Title:   Vice President, Chief Executive
                                             Officer and Director

                                Date:    March 31, 1999


                                By: /s/ Mark Shapiro
                                   -------------------------------------------
                                    Name:    Mark Shapiro
                                    Title:   Treasurer

                                    Date: March 31, 1999


                                By: /s/ Janis C. George
                                   -------------------------------------------
                                    Name:    Janis C. George
                                    Title:   Vice President, Assistant Secretary
                                             and Director

                                    Date:    March 31, 1999


                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Secretary

                                    Date:    March 31, 1999


                                By: /s/ George Deehan
                                   -------------------------------------------
                                    Name:    George Deehan
                                    Title:   Director

                                    Date:    March 31, 1999



                                ADVANTA LEASING RECEIVABLES CORP. V.


                                By: /s/ John Paris
                                   -------------------------------------------
                                    Name:    John Paris
                                    Title:   President and Director

                                    Date:    March 31, 1999


                                By: /s/ Michael Coco
                                   -------------------------------------------
                                    Name:    Michael Coco
                                    Title:   Vice President, Chief Executive
                                             Officer and Director

                                    Date:    March 31, 1999


                                By: /s/ Mark Shapiro
                                   -------------------------------------------
                                    Name:    Mark Shapiro
                                    Title:   Treasurer

                                    Date:    March 31, 1999


                                By: /s/ Janis C. George
                                   -------------------------------------------
                                    Name:    Janis C. George
                                    Title:   Vice President, Assistant Secretary
                                             and Director

                                    Date:    March 31, 1999


                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Secretary

                                    Date:    March 31, 1999


                                By: /s/ George Deehan
                                   -------------------------------------------
                                    Name:    George Deehan
                                    Title:   Director

                                    Date:    March 31, 1999

                                  EXHIBIT INDEX

         Exhibit No.                                            Description
         -----------                                            -----------
           *3.1.1              Certificate of Incorporation of Advanta Business Services Corp.
           *3.1.2              Certificate of Incorporation of Advanta Leasing Receivables Corp. IV
           *3.1.3              Certificate of Incorporation of Advanta Leasing Receivables Corp. V
           *3.2.1              By-laws of Advanta Business Services Corp.
           *3.2.2              By-laws of Advanta Leasing Receivables Corp. IV
           *3.2.3              By-laws of Advanta Leasing Receivables Corp. V
           *4.1                Master Business Receivables Asset-Backed Financing Facility Agreement
           28.1                Annual Statement as to Compliance for the year ended December 31, 1998
          *99.1                Servicer's Certificates for the payment periods ending in April, May, June,
                               July, August, September, October, November and December 1998

* Incorporated by reference to the Exhibit of the same designation filed with ABS's and the Issuers' Form S-1 registration statement declared effective on or about April 8, 1998 and also Incorporated by reference from previously filed Current Reports on Form 8-K listed herein.