Form 10-K405
period 1999-12-31
ADVANTA BUSINESS SERVICES CORP; ADVANTA LEASING RECEIVABLES CORP VIII; ADVANTA LEASING RECEIVABLES CORP IX
filed 2000-03-31
CIK 1047607, 1085949, 1085950

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999.

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to                     .
                               ---------------------    -------------------

                        Commission file numbers 333-79773
                                                333-79773-01
                                                333-79773-02
                                                ------------

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

             Registrant's telephone numbers, including area code:
                                 (856) 782-7300

                     ADVANTA LEASING RECEIVABLES CORP. VIII
                      ADVANTA LEASING RECEIVABLES CORP. IX
            (Exact Name of Registrants as specified in their charter)

                                                      52-2170910
      NEVADA                                      -------------------
                                                      52-2170234
                                                  -------------------
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation)                                 Identification Nos.)


639 Isbell Road, Suite 390, Reno, Nevada                    89509
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrants' telephone number, including area code:  (800) 851-5215

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

Yes   X           No
    -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrants. None. With respect to the Notes referred to herein, as of February 28, 2000, $72,134,478.00. As of May 13, 1999 there were 1,000 shares of each of the Registrants' Common Stock outstanding.

         Documents Incorporated By Reference: Part IV

                                     PART I


ITEM 1. BUSINESS

Advanta Business Services Corp. ("ABS") is a wholly-owned subsidiary of Advanta Leasing Holding Corp., a Delaware corporation ("ALHC"). ALHC is a wholly-owned subsidiary of Advanta Corp., a Delaware corporation, ("Advanta Corp.") which is a publicly-traded company based in Spring House, PA. ABS is in the business of originating, acquiring and serving certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"). Advanta Leasing Receivables Corp. IX ("ALRC IX") and Advanta Leasing Receivables Corp. VIII ("ALRC VIII," together with ALRC IX, the "Issuers") are wholly-owned subsidiaries of ABS and were formed for the purpose of securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). The Issuers acquired their rights to the Leases and Equipment either from ABS directly, pursuant to the Master Contribution Agreement, dated as of August 26, 1999 or pursuant to one or more sale agreements in each case between the Issuers and one or more affiliates of ABS. On August 26, 1999, the Issuers issued notes entitled Equipment Receivables Asset-Backed Notes, Series 1999-1 totalling $98,876,115 principal amount of notes consisting of: the Class A-1 Notes, the Class A-2 Notes, and Class A-3 Notes, (collectively, the "Offered Notes"). The assets of the Issuers consist primarily of Leases, Equipment and a reserve account. The Notes were issued pursuant to the Master Business Receivables Asset Backed Financing Facility Agreement (the "Indenture"), dated as of August 26, 1999, by and among ABS, as servicer, Bankers Trust Company as trustee. The Offered Notes were sold pursuant to a public offering, the underwriting of which was sole managed by Fort Union Capital Market Corp., (the "Underwriters"). The Notes represent asset-backed debt obligations of the Issuers, as joint and several obligors. The Notes were registered under a Registration Statement
(file no.333-79773) on Form S-1 declared effective on or about August 12, 1999. As bankruptcy-remote entities, the Issuers' operations are restricted so that
(a) they do not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Issuers and (b) the risk is diminished that they will be consolidated into the bankruptcy proceedings of any other entity. The Issuers have no other assets except the Leases and the Equipment, and proceeds thereof.

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

         As of February 17, 2000, there were approximately 2 holders of the Class A-1 Notes, 9 holders of the Class A-2 Notes, and 2 holders of the Class A-3 Notes. The number of holders includes individual participants in security position listings. As of December 15, 1999, 4 monthly distributions had been made to the holders of the Notes.

ITEM 6. SELECTED FINANCIAL DATA

         Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On August 26, 1999, the Issuers issued $50,929,490 aggregate principal amount of Class A-1 Notes having a fixed rate per annum of 5.76664%, $38,500,927 aggregate principal amount of Class A-2 Notes having a fixed rate per annum of 6.64%, and $9,445,708 aggregate principal amount of Class A-3 Notes having a fixed rate per annum of 6.90%, which were collateralized by the Leases, Equipment and the reserve account. The sale of the Leases and Equipment to the Issuers, the issuance of the Notes and the simultaneous delivery of the Notes to the Underwriters, has been accounted for as a sale. The value of the Notes issued by the Issuers equaled the value of the assets pledged as collateral for the Notes. Accordingly, there was no income to the Issuers resulting from the aforementioned transaction.

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


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The following individuals comprise the board of directors and the officers of the Advanta Business Services Corp.:

Name                                                    Position
----                                                    --------
Dennis Alter                                            Director

Phillip Broure                                          Director


         The following individuals comprise the board of directors and the officers of Advanta Leasing Receivables Corp. VIII:

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
Michael Coco                                            Vice President, Chief Financial Officer and Director
Mark Shapiro                                            Treasurer
Janice C. George                                        Vice President, Assistant Secretary and Director
Cole B. Silver                                          Secretary


         The following individuals comprise the board of directors and the officers of Advanta Leasing Receivables Corp. IX:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Equipment Receivables Asset-Backed Notes, Series 1999-1, Class A-1 Notes, Class A-2 Notes, and Class A-3 Notes, (ii) the principal amount of each class of Offered Notes and (iii) the percent that the principal amount of each Class of Offered Notes owned represents of the outstanding principal amount of each Class of the Offered Notes, respectively. The information set forth in the table is based upon information obtained by the Issuers from the Depository Trust Company.

         ABS and the Issuers are not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                                        Amounts
                                                                         Owed
                                                                      (All Dollar
                                                                      Amounts are
                                                                     in Thousands)
Name and Address                                      Principal         Percent
----------------                                      ---------         -------

Class A-1 Notes
---------------

Bankers Trust Company                                   $5,000             9.82%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Merrill Lynch, Pierce & Smith Safekeeping              $45,929            90.18%
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855

Class A-2 Notes
---------------

Bankers Trust Company                                  $ 2,800             7.27%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Boston Safekeeping                                     $ 8,600            22.34%
Boston, MA 02105

Citibank, N.A.                                         $ 2,600             6.75%
P.O. Box 30576
Tampa, FL 33630

State Street Bank and Trust Company                    $ 5,501            14.29%
Global Corp. Action Dept JAB5W
P.O. Box 1631
Boston, MA 02105

Class A-3 Notes
---------------

Bankers Trust Company                                   $7,946            84.12%
C/o BT Services Tennessee Inc.
Nashville, TN 37211

Chase Manhattan Bank                                   $ 1,500            15.88%
4 New York Plaza
13th Floor
New York, NY 10004


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

         (a)      The following documents are filed as part of this report:

                  1.   Financial Statements:  Not Applicable.
                  2.   Financial Statement Schedules.  Not Applicable.
                  3.   Exhibits:

         Exhibit No.                                            Description
         -----------                                            -----------
           *3.1.1              Certificate of Incorporation of Advanta Business Services Corp.

           *3.1.2              Certificate of Incorporation of Advanta Leasing Receivables Corp. VIII

           *3.1.3              Certificate of Incorporation of Advanta Leasing Receivables Corp. IX

           *3.2.1              By-laws of Advanta Business Services Corp.

           *3.2.2              By-laws of Advanta Leasing Receivables Corp. VIII

           *3.2.3              By-laws of Advanta Leasing Receivables Corp. IX

           *4.1                Master Business Receivables Asset-Backed Financing Facility Agreement

          *99.1                Servicer's Certificates for the payment periods ending in April, May, June,
                               September, October, November and December.

* Incorporated by reference to the Exhibit of the same designation filed on the Form S-1 registration statement declared effective on or about August 12, 1999 and also Incorporated by reference from previously filed Current Reports on Form 8-K listed below

(b)  Reports on Form 8-K.

     Four reports on Form 8-K have been filed by the Issuers during the period covered by this report.

Date of Reports on Form 8-K                Item Report/Financial Statements Filed
---------------------------                --------------------------------------
September 15, 1999                         Servicer's Certificate for the August Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes

October 15, 1999                           Servicer's Certificate for the September Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes

November 15, 1999                          Servicer's Certificate for the October Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes

December 15, 1999                          Servicer's Certificate for the November Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes

January 18, 2000                           Servicer's Certificate for the December Monthly Period relating to the Equipment Receivables Asset-Backed Notes, Series 1999-1,
                                           Class A-1 Notes, Class A-2 Notes, Class A-3 Notes

(c)  See "Item 14(a)(3) - Exhibits."

(d)  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ADVANTA BUSINESS SERVICES CORP.

                            as Registrant and Servicer

                            By: /s/ George Deehan
                               ---------------------------------------------
                                   Name:   George Deehan
                                   Title:  President, Chief Executive Officer
                                             and Director

                            Dated: March 31, 2000

                            ADVANTA LEASING RECEIVABLES CORP. VIII

                            as Registrant

                            By: /s/ Michael Coco
                               ---------------------------------------------
                               Name: Michael Coco
                               Title: Vice President and Chief Executive
                                      Officer

                            ADVANTA LEASING RECEIVABLES CORP. IX

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

                                ADVANTA BUSINESS SERVICES CORP.

                                By: /s/ Dennis Alter
                                   -------------------------------------------
                                    Name:  Dennis Alter
                                    Title: Director

                                    Date:  March 31, 2000


                                By:  /s/ George Deehan
                                   -------------------------------------------
                                    Name:  George Deehan
                                    Title: President, Chief Executive Officer
                                           and Director
                                    Date:  March 31, 2000


                                By: /s/ John Paris
                                   -------------------------------------------
                                    Name:    John Paris
                                    Title:   Senior Vice President and
                                             Chief Financial Officer

                                    Date:    March 31, 2000

                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Senior Vice President, Secretary

                                    Date:    March 31, 1999


                                ADVANTA LEASING RECEIVABLES CORP. VIII

                                By: /s/ John Paris
                                   -------------------------------------------
                                    Name:    John Paris
                                    Title:   President and Director

                                    Date:    March 31, 2000

                                By: /s/ Michael Coco
                                   -------------------------------------------
                                    Name:    Michael Coco
                                    Title:   Vice President, Chief Executive
                                             Officer and Director

                                Date:    March 31, 2000


                                By: /s/ Mark Shapiro
                                   -------------------------------------------
                                    Name:    Mark Shapiro
                                    Title:   Treasurer

                                    Date: March 31, 2000


                                By: /s/ Janis C. George
                                   -------------------------------------------
                                    Name:    Janis C. George
                                    Title:   Vice President, Assistant Secretary
                                             and Director

                                    Date:    March 31, 2000


                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Secretary

                                    Date:    March 31, 2000


                                By: /s/ George Deehan
                                   -------------------------------------------
                                    Name:    George Deehan
                                    Title:   Director

                                    Date:    March 31, 2000



                                ADVANTA LEASING RECEIVABLES CORP. IX


                                By: /s/ John Paris
                                   -------------------------------------------
                                    Name:    John Paris
                                    Title:   President and Director

                                    Date:    March 31, 2000


                                By: /s/ Michael Coco
                                   -------------------------------------------
                                    Name:    Michael Coco
                                    Title:   Vice President, Chief Executive
                                             Officer and Director

                                    Date:    March 31, 2000


                                By: /s/ Mark Shapiro
                                   -------------------------------------------
                                    Name:    Mark Shapiro
                                    Title:   Treasurer

                                    Date:    March 31, 2000


                                By: /s/ Janis C. George
                                   -------------------------------------------
                                    Name:    Janis C. George
                                    Title:   Vice President, Assistant Secretary
                                             and Director

                                    Date:    March 31, 2000


                                By: /s/ Cole B. Silver
                                   -------------------------------------------
                                    Name:    Cole B. Silver
                                    Title:   Secretary

                                    Date:    March 31, 2000


                                By: /s/ George Deehan
                                   -------------------------------------------
                                    Name:    George Deehan
                                    Title:   Director

                                    Date:    March 31, 2000

                                  EXHIBIT INDEX

         Exhibit No.                                            Description
         -----------                                            -----------
           *3.1.1              Certificate of Incorporation of Advanta Business Services Corp.
           *3.1.2              Certificate of Incorporation of Advanta Leasing Receivables Corp. VIII
           *3.1.3              Certificate of Incorporation of Advanta Leasing Receivables Corp. IX
           *3.2.1              By-laws of Advanta Business Services Corp.
           *3.2.2              By-laws of Advanta Leasing Receivables Corp. VIII
           *3.2.3              By-laws of Advanta Leasing Receivables Corp. IX
           *4.1                Master Business Receivables Asset-Backed Financing Facility Agreement
          *99.1                Servicer's Certificates for the payment periods ending in September,
                               October, November and December 1999

* Incorporated by reference to the Exhibit of the same designation filed with ABS's and the Issuers' Form S-1 registration statement declared effective on or about August 12, 1999 and also Incorporated by reference from previously filed Current Reports on Form 8-K listed herein.